Form 10-K
WFRBS Commercial Mortgage Trust 2014-C24
filed 2016-03-25
CIK 1621466

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑K

(Mark one)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

    For the fiscal year ended December 31, 2015

OR

// TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number of the issuing entity:333-195164-02

Central Index Key Number of the issuing entity:0001621466

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

as Certificate Administrator

9062 Old Annapolis Road

Columbia, MD

(Address of principal executive offices of the issuing entity)

21045

(Zip Code)

Registrant’s telephone number, including area code:

(704) 374-6161

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. / / Yes /X/ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. / / Yes /X/ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. /X/ Yes / / No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Not applicable.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Not applicable.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer / /                                                                                                                          Accelerated filer / /

Non-accelerated filer /X/ (Do not check if a smaller reporting company)                                                Smaller reporting company / /

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). / / Yes /X/ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Not applicable.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. / / Yes / / No

Not applicable.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Not applicable.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2) Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

Not applicable.

EXPLANATORY NOTES

The St. Johns Town Center Mortgage Loan, which constituted approximately 9.5% of the asset pool of the issuing entity as of its cut-off date, is an asset of the issuing entity and is part of a loan combination that includes the St. Johns Town Center Mortgage Loan, which is an asset of the issuing entity, and three other pari passu loans and three subordinate companion loans, each of which are not assets of the issuing entity. This loan combination, including the St. Johns Town Center Mortgage Loan, is being serviced and administered pursuant to the Pooling and Servicing Agreement, which is incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K. Wells Fargo Bank, National Association, as the master servicer under the Pooling and Servicing Agreement, is also the primary servicer of the loan combination.  The responsibilities of Wells Fargo Bank, National Association, as primary servicer of the loan combination, are subsumed within its responsibilities as master servicer under the Pooling and Servicing Agreement. Thus, the servicer compliance statement provided by Wells Fargo Bank, National Association, as master servicer under the Pooling and Servicing Agreement, encompasses its roles as both master servicer and primary servicer with respect to the loan combination.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Crossings at Corona Mortgage Loan, which constituted approximately 6.4% of the asset pool of the issuing entity as of its cut-off date.  The Crossings at Corona Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Crossings at Corona Mortgage Loan and one other pari passu loan, which is not an asset of the issuing entity. The other pari passu portion of the loan combination was securitized in the WFRBS Commercial Mortgage Trust 2014-C23 transaction, Commission File Number 333-197550-01 (the “WFRBS 2014-C23 Transaction”). This loan combination, including the Crossings at Corona Mortgage Loan, is being serviced and administered pursuant to the pooling and servicing agreement for the WFRBS 2014-C23 Transaction, which is incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K.  Wells Fargo Bank, National Association, as the master servicer under the pooling and servicing agreement for the WFRBS 2014-C23 Transaction, is also the primary servicer of this loan combination.  The responsibilities of Wells Fargo Bank, National Association, as primary servicer of this loan combination, are subsumed within its responsibilities as master servicer under the pooling and servicing agreement for the WFRBS 2014-C23 Transaction.  Thus, the servicer compliance statement provided by Wells Fargo Bank, National Association, as master servicer under such pooling and servicing agreement, encompasses its roles as both master servicer and primary servicer with respect to this loan combination.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Gateway Center Phase II Mortgage Loan, which constituted approximately 6.9% of the asset pool of the issuing entity as of its cut-off date.  The Gateway Center Phase II Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Gateway Center Phase II Mortgage Loan and two other pari passu loans, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the COMM 2014-CCRE20 Mortgage Trust transaction, Commission File Number 333-193376-12 (the “COMM 2014-CCRE20 Transaction”). This loan combination, including the Gateway Center Phase II Mortgage Loan, is being serviced and administered pursuant to the pooling and servicing agreement for the COMM 2014-CCRE20 Transaction, which is incorporated by reference as Exhibit 4.3 to this Annual Report on Form 10-K.  Wells Fargo Bank, National Association, as the master servicer under the pooling and servicing agreement for the COMM 2014-CCRE20 Transaction, is also the primary servicer of this loan combination.  The responsibilities of Wells Fargo Bank, National Association, as primary servicer of this loan combination, are subsumed within its responsibilities as master servicer under the pooling and servicing agreement for the COMM 2014-CCRE20 Transaction.  Thus, the servicer compliance statement provided by Wells Fargo Bank, National Association, as master servicer under such pooling and servicing agreement, encompasses its roles as both master servicer and primary servicer with respect to this loan combination.

Wells Fargo Bank, National Association is the master servicer and the certificate administrator of the mortgage loans serviced under the Pooling and Servicing Agreement and the primary servicer and the certificate administrator of the Gateway Center Phase II Mortgage Loan and the Crossings at Corona Mortgage Loan. These mortgage loans, in the aggregate, constituted more than 10% of the asset pool of the issuing entity as of its cut-off date. Thus, Wells Fargo Bank, National Association, in the capacities described above, is a “servicer,” as defined in Item 1108(a)(2)(iii) of Regulation AB, with respect to these mortgage loans. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Wells Fargo, National Association in the capacities described above are listed in the Exhibit Index.

Wilmington Trust, National Association acts as trustee of the mortgage loans serviced under the Pooling and Servicing Agreement, the Crossings at Corona Mortgage Loan and the Gateway Center Phase II Mortgage Loan. Pursuant to the Pooling and Servicing Agreement, the pooling and servicing agreement for the COMM 2014-CCRE20 Transaction and the pooling and servicing agreement for the WFRBS 2014-C23 Transaction, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, the trustee is not required to deliver such assessment of compliance with applicable servicing criteria with respect to any reporting period during which there were no servicing criteria applicable to the trustee, as was the case during the reporting period covered by this Annual Report on Form 10-K.  As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of the mortgage loans serviced under the Pooling and Servicing Agreement, the Gateway Center Phase II Mortgage Loan and the Crossings at Corona Mortgage Loan have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Commercial Real Estate Services, Inc. and National Tax Search, LLC.  These entities were engaged by the master servicer of the Pooling and Servicing Agreement, the primary servicer of the Gateway Center Phase II Mortgage Loan and the primary servicer of the Crossings at Corona Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These services are included within the servicing criteria set forth in Items 1122(d)(4)(xi) and 1122(d)(4)(xii). Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) that looks to the functions that an entity performs, these vendors are “servicers” for the purposes of Item 1122.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to Wells Fargo Bank, National Association, as certificate administrator and custodian, and CWCapital Asset Management LLC, as special servicer:

On June 18, 2014, a group of institutional investors filed a civil complaint in the Supreme Court of the State of New York, New York County, against Wells Fargo Bank, N.A., in its capacity as trustee under 276 residential mortgage backed securities (“RMBS”) trusts, which was later amended on July 18, 2014, to increase the number of trusts to 284 RMBS trusts.  On November 24, 2014, the plaintiffs filed a motion to voluntarily dismiss the state court action without prejudice.  That same day, a group of institutional investors filed a civil complaint in the United States District Court for the Southern District of New York (the “District Court”) against Wells Fargo Bank, alleging claims against the bank in its capacity as trustee for 274 RMBS trusts (the “Complaint”). In December 2014, the plaintiffs’ motion to voluntarily dismiss their original state court action was granted. As with the prior state court action, the Complaint is one of six similar complaints filed contemporaneously against RMBS trustees (Deutsche Bank, Citibank, HSBC, Bank of New York Mellon and US Bank) by a group of institutional investor plaintiffs. The Complaint against Wells Fargo Bank alleges that the trustee caused losses to investors and asserts causes of action based upon, among other things, the trustee's alleged failure to (i) enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default purportedly caused by breaches by mortgage loan servicers, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought includes money damages in an unspecified amount, reimbursement of expenses, and equitable relief.  Other cases (collectively, the “Additional Complaints”) alleging similar causes of action have been filed against Wells Fargo Bank and other trustees in the same court by RMBS investors in these and other transactions, and these cases have been consolidated before the same judge. On January 19, 2016, an order was entered in connection with the Complaint in which the District Court declined to exercise jurisdiction over 261 trusts at issue in the Complaint; the District Court also allowed Plaintiffs to file amended complaints if they so chose, and three amended complaints have been filed. There can be no assurances as to the outcome of the litigation, or the possible impact of the litigation on the trustee or the RMBS trusts. However, Wells Fargo Bank denies liability and believes that it has performed its obligations under the RMBS trusts in good faith, that its actions were not the cause of any losses to investors, and that it has meritorious defenses, and it intends to contest the plaintiffs’ claims vigorously.

On December 17, 2015, U.S. Bank National Association, the trustee under five (5) pooling and servicing agreements for (i) Wachovia Bank Commercial Mortgage Trust 2007-C30, (ii) COBALT CMBS Commercial Trust 2007-C2, (iii) Wachovia Bank Commercial Mortgage Trust 2007-C31, (iv) ML-CFC Commercial Mortgage Trust 2007-5 and (v) ML-CFC Commercial Mortgage Trust 2007-6 commenced a proceeding with the Second Judicial District Court of Ramsey County, Minnesota (“Court”) for a declaratory judgment as to the proper allocation of certain proceeds in the alleged amount of $560 million (“Disputed Proceeds”) received by CWCapital Asset Management LLC (“CWCAM”) in connection with the sale of the Peter Cooper Village and Stuyvesant Town property in New York, New York (the “Property”) securing loans held by those trusts.  CWCAM was the special servicer of the Property. The petition requests the court to instruct the trustee, the trust beneficiaries, and any other interested parties as to the amount of the Disputed Proceeds, if any, that constitute penalty interest and/or the amount of the Disputed Proceeds, if any, that constitute gain-on-sale proceeds, with respect to each trust. On February 24, 2016, CWCAM made a limited appearance with the Court to file a motion to dismiss this proceeding based on lack of jurisdiction, mootness, standing, and forum non conveniens.  There can be no assurances as to the outcome of this motion or the proceeding or the possible impact on CWCAM. However, CWCAM believes that it has performed its obligations under the related pooling and servicing agreements in good faith, and that the Disputed Proceeds were properly allocated to CWCAM as penalty interest, and it intends to vigorously contest any claim that such Disputed Proceeds were improperly allocated as penalty interest.

Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

The information regarding this Item has been previously provided in a prospectus supplement of the Registrant relating to the issuing entity filed on November 18, 2014 pursuant to Rule 424(b)(5).

Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the mortgage loans are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Schedule III to the Pooling and Servicing Agreement incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Crossings at Corona Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the WFRBS 2014-C23 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Schedule III to the pooling and servicing agreement for the WFRBS 2014-C23 Transaction incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the WFRBS 2014-C23 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Gateway Center Phase II Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the COMM 2014-CCRE20 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Schedule II to the pooling and servicing agreement for the COMM 2014-CCRE20 Transaction incorporated by reference as Exhibit 4.3 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the COMM 2014-CCRE20 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached as Exhibits to this Annual Report on Form 10-K.

Part IV

Item 15. Exhibits, Financial Statement Schedules

(a) The following is a list of documents filed as part of this Annual Report on Form 10-K:

(1) Not applicable

(2) Not applicable

(3) See below

4.1 Pooling and Servicing Agreement, dated as of November 1, 2014, by and among Wells Fargo Commercial Mortgage Securities, Inc., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Rialto Capital Advisors, LLC, as Special Servicer, Pentalpha Surveillance LLC, as Trust Advisor, Wells Fargo Bank, National Association, as Certificate Administrator, as Tax Administrator and as Custodian, and Wilmington Trust, National Association, as Trustee (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on November 18, 2014 under Commission File No. 333-195164-02 and incorporated by reference herein).

4.2 Pooling and Servicing Agreement, dated as of September 1, 2014, by and among RBS Commercial Funding Inc., as Depositor, Wells Fargo Bank, National Association, as General Master Servicer, CWCapital Asset Management LLC, as General Special Servicer, NCB, FSB, as NCB Master Servicer, NCB, FSB, as Co-op Special Servicer, TriMont Real Estate Advisors, Inc., as Trust Advisor, Wells Fargo Bank, National Association, as Certificate Administrator, as Tax Administrator and as Custodian, and Wilmington Trust, National Association, as Trustee (filed as Exhibit 4.3 to the registrant’s Current Report on Form 8-K filed on November 18, 2014 under Commission File No. 333-195164-02 and incorporated by reference herein).

4.3 Pooling and Servicing Agreement, dated as of October 1, 2014, by and among Deutsche Mortgage & Asset Receiving Corporation, as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Torchlight Loan Services, LLC, as Special Servicer, Wilmington Trust, National Association, as Trustee, Wells Fargo Bank, National Association, as Certificate Administrator, Paying Agent and Custodian, and Park Bridge Lender Services LLC, as Operating Advisor (filed as Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed on November 18, 2014 under Commission File No. 333-195164-02 and incorporated by reference herein).

31 Rule 13a-14(d)/15d-14(d) Certifications.

33 Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1 Wells Fargo Bank, National Association, as Master Servicer
33.2 Rialto Capital Advisors, LLC, as Special Servicer
33.3 Wells Fargo Bank, National Association, as Certificate Administrator
33.4 Wells Fargo Bank, National Association, as Custodian
33.5 Pentalpha Surveillance LLC, as Trust Advisor
33.6 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
33.7 National Tax Search, LLC, as Servicing Function Participant
33.8 Prudential Asset Resources, Inc., as Primary Servicer
33.9 Wells Fargo Bank, National Association, as Primary Servicer of the St. Johns Town Center Mortgage Loan (see Exhibit 33.1)
33.10 Rialto Capital Advisors, LLC, as Special Servicer of the St. Johns Town Center Mortgage Loan (see Exhibit 33.2)
33.11 Wells Fargo Bank, National Association, as Certificate Administrator of the St. Johns Town Center Mortgage Loan (see Exhibit 33.3)
33.12 Wells Fargo Bank, National Association, as Custodian of the St. Johns Town Center Mortgage Loan (see Exhibit 33.4)
33.13 Pentalpha Surveillance LLC, as Trust Advisor of the St. Johns Town Center Mortgage Loan (see Exhibit 33.5)
33.14 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the St. Johns Town Center Mortgage Loan (see Exhibit 33.6)
33.15 National Tax Search, LLC, as Servicing Function Participant of the St. Johns Town Center Mortgage Loan (see Exhibit 33.7)
33.16 Wells Fargo Bank, National Association, as Primary Servicer of the Crossings at Corona Mortgage Loan (see Exhibit 33.1)
33.17 CWCapital Asset Management LLC, as Special Servicer of the Crossings at Corona Mortgage Loan
33.18 Wells Fargo Bank, National Association, as Certificate Administrator of the Crossings at Corona Mortgage Loan (see Exhibit 33.3)
33.19 Wells Fargo Bank, National Association, as Custodian of the Crossings at Corona Mortgage Loan (see Exhibit 33.4)
33.20 TriMont Real Estate Advisors, Inc., as Trust Advisor of the Crossings at Corona Mortgage Loan
33.21 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Crossings at Corona Mortgage Loan (see Exhibit 33.6)
33.22 National Tax Search, LLC, as Servicing Function Participant of the Crossings at Corona Mortgage Loan (see Exhibit 33.7)
33.23 Wells Fargo Bank, National Association, as Primary Servicer of the Gateway Center Phase II Mortgage Loan (see Exhibit 33.1)
33.24 Torchlight Loan Services, LLC, as Special Servicer of the Gateway Center Phase II Mortgage Loan
33.25 Wells Fargo Bank, National Association, as Certificate Administrator of the Gateway Center Phase II Mortgage Loan (see Exhibit 33.3)
33.26 Wells Fargo Bank, National Association, as Custodian of the Gateway Center Phase II Mortgage Loan (see Exhibit 33.4)
33.27 Park Bridge Lender Services LLC, as Operating Advisor of the Gateway Center Phase II Mortgage Loan
33.28 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Gateway Center Phase II Mortgage Loan (see Exhibit 33.6)
33.29 National Tax Search, LLC, as Servicing Function Participant of the Gateway Center Phase II Mortgage Loan (see Exhibit 33.7)

34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1 Wells Fargo Bank, National Association, as Master Servicer
34.2 Rialto Capital Advisors, LLC, as Special Servicer
34.3 Wells Fargo Bank, National Association, as Certificate Administrator
34.4 Wells Fargo Bank, National Association, as Custodian
34.5 Pentalpha Surveillance LLC, as Trust Advisor
34.6 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
34.7 National Tax Search, LLC, as Servicing Function Participant
34.8 Prudential Asset Resources, Inc., as Primary Servicer
34.9 Wells Fargo Bank, National Association, as Primary Servicer of the St. Johns Town Center Mortgage Loan (see Exhibit 34.1)
34.10 Rialto Capital Advisors, LLC, as Special Servicer of the St. Johns Town Center Mortgage Loan (see Exhibit 34.2)
34.11 Wells Fargo Bank, National Association, as Certificate Administrator of the St. Johns Town Center Mortgage Loan (see Exhibit 34.3)
34.12 Wells Fargo Bank, National Association, as Custodian of the St. Johns Town Center Mortgage Loan (see Exhibit 34.4)
34.13 Pentalpha Surveillance LLC, as Trust Advisor of the St. Johns Town Center Mortgage Loan (see Exhibit 34.5)
34.14 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the St. Johns Town Center Mortgage Loan (see Exhibit 34.6)
34.15 National Tax Search, LLC, as Servicing Function Participant of the St. Johns Town Center Mortgage Loan (see Exhibit 34.7)
34.16 Wells Fargo Bank, National Association, as Primary Servicer of the Crossings at Corona Mortgage Loan (see Exhibit 34.1)
34.17 CWCapital Asset Management LLC, as Special Servicer of the Crossings at Corona Mortgage Loan
34.18 Wells Fargo Bank, National Association, as Certificate Administrator of the Crossings at Corona Mortgage Loan (see Exhibit 34.3)
34.19 Wells Fargo Bank, National Association, as Custodian of the Crossings at Corona Mortgage Loan (see Exhibit 34.4)
34.20 TriMont Real Estate Advisors, Inc., as Trust Advisor of the Crossings at Corona Mortgage Loan
34.21 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Crossings at Corona Mortgage Loan (see Exhibit 34.6)
34.22 National Tax Search, LLC, as Servicing Function Participant of the Crossings at Corona Mortgage Loan (see Exhibit 34.7)
34.23 Wells Fargo Bank, National Association, as Primary Servicer of the Gateway Center Phase II Mortgage Loan (see Exhibit 34.1)
34.24 Torchlight Loan Services, LLC, as Special Servicer of the Gateway Center Phase II Mortgage Loan
34.25 Wells Fargo Bank, National Association, as Certificate Administrator of the Gateway Center Phase II Mortgage Loan (see Exhibit 34.3)
34.26 Wells Fargo Bank, National Association, as Custodian of the Gateway Center Phase II Mortgage Loan (see Exhibit 34.4)
34.27 Park Bridge Lender Services LLC, as Operating Advisor of the Gateway Center Phase II Mortgage Loan
34.28 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Gateway Center Phase II Mortgage Loan (see Exhibit 34.6)
34.29 National Tax Search, LLC, as Servicing Function Participant of the Gateway Center Phase II Mortgage Loan (see Exhibit 34.7)

35 Servicer compliance statements.

35.1 Wells Fargo Bank, National Association, as Master Servicer
35.2 Rialto Capital Advisors, LLC, as Special Servicer
35.3 Wells Fargo Bank, National Association, as Certificate Administrator
35.4 Prudential Asset Resources, Inc., as Primary Servicer
35.5 Wells Fargo Bank, National Association, as Primary Servicer of the St. Johns Town Center Mortgage Loan (see Exhibit 35.1)
35.6 Rialto Capital Advisors, LLC, as Special Servicer of the St. Johns Town Center Mortgage Loan (see Exhibit 35.2)
35.7 Wells Fargo Bank, National Association, as Certificate Administrator of the St. Johns Town Center Mortgage Loan (see Exhibit 35.3)
35.8 Wells Fargo Bank, National Association, as Primary Servicer of the Crossings at Corona Mortgage Loan
35.9 Wells Fargo Bank, National Association, as Certificate Administrator of the Crossings at Corona Mortgage Loan
35.10 Wells Fargo Bank, National Association, as Primary Servicer of the Gateway Center Phase II Mortgage Loan
35.11 Wells Fargo Bank, National Association, as Certificate Administrator of the Gateway Center Phase II Mortgage Loan

99.1 Mortgage Loan Purchase Agreement, dated as of October 24, 2014, between Wells Fargo Commercial Mortgage Securities, Inc. and Wells Fargo Bank, National Association (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed on November 18, 2014 under Commission File No. 333-195164-02 and incorporated by reference herein)

99.2 Mortgage Loan Purchase Agreement, dated as of October 24, 2014, between Wells Fargo Commercial Mortgage Securities, Inc. and The Royal Bank of Scotland plc (filed as Exhibit 99.2 to the registrant’s Current Report on Form 8-K filed on November 18, 2014 under Commission File No. 333-195164-02 and incorporated by reference herein)

99.3 Mortgage Loan Purchase Agreement, dated as of October 24, 2014, among Wells Fargo Commercial Mortgage Securities, Inc., RBS Financial Products Inc. and The Royal Bank of Scotland plc (filed as Exhibit 99.3 to the registrant’s Current Report on Form 8-K filed on November 18, 2014 under Commission File No. 333-195164-02 and incorporated by reference herein)

99.4 Mortgage Loan Purchase Agreement, dated as of October 24, 2014, between Wells Fargo Commercial Mortgage Securities, Inc. and Rialto Mortgage Finance, LLC (filed as Exhibit 99.4 to the registrant’s Current Report on Form 8-K filed on November 18, 2014 under Commission File No. 333-195164-02 and incorporated by reference herein)

99.5 Mortgage Loan Purchase Agreement, dated as of October 24, 2014, between Wells Fargo Commercial Mortgage Securities, Inc. and C-III Commercial Mortgage LLC (filed as Exhibit 99.5 to the registrant’s Current Report on Form 8-K filed on November 18, 2014 under Commission File No. 333-195164-02 and incorporated by reference herein)

99.6 Mortgage Loan Purchase Agreement, dated as of October 24, 2014, among Wells Fargo Commercial Mortgage Securities, Inc., Liberty Island Group I LLC and Liberty Island Group LLC (filed as Exhibit 99.6 to the registrant’s Current Report on Form 8-K filed on November 18, 2014 under Commission File No. 333-195164-02 and incorporated by reference herein)

99.7 Mortgage Loan Purchase Agreement, dated as of October 24, 2014, among Wells Fargo Commercial Mortgage Securities, Inc., Basis Real Estate Capital II, LLC and Basis Investment Group LLC (filed as Exhibit 99.7 to the registrant’s Current Report on Form 8-K filed on November 18, 2014 under Commission File No. 333-195164-02 and incorporated by reference herein)

99.8 Primary Servicing Agreement, dated as of November 1, 2014, between Wells Fargo Bank, National Association and Prudential Asset Resources, Inc. (filed as Exhibit 99.8 to the registrant’s Current Report on Form 8-K filed on November 18, 2014 under Commission File No. 333-195164-02 and incorporated by reference herein)

(b) The exhibits required to be filed by the Registrant pursuant to Item 601 of Regulation S-K are listed above and in the Exhibit Index that immediately follows the signature page hereof.

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

(Depositor)

/s/ Anthony Sfarra

Anthony Sfarra, President

(senior officer in charge of securitization of the depositor)

Date: March 25, 2016

Exhibit Index

Exhibit No.

4.1 Pooling and Servicing Agreement, dated as of November 1, 2014, by and among Wells Fargo Commercial Mortgage Securities, Inc., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Rialto Capital Advisors, LLC, as Special Servicer, Pentalpha Surveillance LLC, as Trust Advisor, Wells Fargo Bank, National Association, as Certificate Administrator, as Tax Administrator and as Custodian, and Wilmington Trust, National Association, as Trustee (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on November 18, 2014 under Commission File No. 333-195164-02 and incorporated by reference herein).

4.2 Pooling and Servicing Agreement, dated as of September 1, 2014, by and among RBS Commercial Funding Inc., as Depositor, Wells Fargo Bank, National Association, as General Master Servicer, CWCapital Asset Management LLC, as General Special Servicer, NCB, FSB, as NCB Master Servicer, NCB, FSB, as Co-op Special Servicer, TriMont Real Estate Advisors, Inc., as Trust Advisor, Wells Fargo Bank, National Association, as Certificate Administrator, as Tax Administrator and as Custodian, and Wilmington Trust, National Association, as Trustee (filed as Exhibit 4.3 to the registrant’s Current Report on Form 8-K filed on November 18, 2014 under Commission File No. 333-195164-02 and incorporated by reference herein).

4.3 Pooling and Servicing Agreement, dated as of October 1, 2014, by and among Deutsche Mortgage & Asset Receiving Corporation, as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Torchlight Loan Services, LLC, as Special Servicer, Wilmington Trust, National Association, as Trustee, Wells Fargo Bank, National Association, as Certificate Administrator, Paying Agent and Custodian, and Park Bridge Lender Services LLC, as Operating Advisor (filed as Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed on November 18, 2014 under Commission File No. 333-195164-02 and incorporated by reference herein).

31 Rule 13a-14(d)/15d-14(d) Certifications.

33 Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1 Wells Fargo Bank, National Association, as Master Servicer
33.2 Rialto Capital Advisors, LLC, as Special Servicer
33.3 Wells Fargo Bank, National Association, as Certificate Administrator
33.4 Wells Fargo Bank, National Association, as Custodian
33.5 Pentalpha Surveillance LLC, as Trust Advisor
33.6 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
33.7 National Tax Search, LLC, as Servicing Function Participant
33.8 Prudential Asset Resources, Inc., as Primary Servicer
33.9 Wells Fargo Bank, National Association, as Primary Servicer of the St. Johns Town Center Mortgage Loan (see Exhibit 33.1)
33.10 Rialto Capital Advisors, LLC, as Special Servicer of the St. Johns Town Center Mortgage Loan (see Exhibit 33.2)
33.11 Wells Fargo Bank, National Association, as Certificate Administrator of the St. Johns Town Center Mortgage Loan (see Exhibit 33.3)
33.12 Wells Fargo Bank, National Association, as Custodian of the St. Johns Town Center Mortgage Loan (see Exhibit 33.4)
33.13 Pentalpha Surveillance LLC, as Trust Advisor of the St. Johns Town Center Mortgage Loan (see Exhibit 33.5)
33.14 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the St. Johns Town Center Mortgage Loan (see Exhibit 33.6)
33.15 National Tax Search, LLC, as Servicing Function Participant of the St. Johns Town Center Mortgage Loan (see Exhibit 33.7)
33.16 Wells Fargo Bank, National Association, as Primary Servicer of the Crossings at Corona Mortgage Loan (see Exhibit 33.1)
33.17 CWCapital Asset Management LLC, as Special Servicer of the Crossings at Corona Mortgage Loan
33.18 Wells Fargo Bank, National Association, as Certificate Administrator of the Crossings at Corona Mortgage Loan (see Exhibit 33.3)
33.19 Wells Fargo Bank, National Association, as Custodian of the Crossings at Corona Mortgage Loan (see Exhibit 33.4)
33.20 TriMont Real Estate Advisors, Inc., as Trust Advisor of the Crossings at Corona Mortgage Loan
33.21 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Crossings at Corona Mortgage Loan (see Exhibit 33.6)
33.22 National Tax Search, LLC, as Servicing Function Participant of the Crossings at Corona Mortgage Loan (see Exhibit 33.7)
33.23 Wells Fargo Bank, National Association, as Primary Servicer of the Gateway Center Phase II Mortgage Loan (see Exhibit 33.1)
33.24 Torchlight Loan Services, LLC, as Special Servicer of the Gateway Center Phase II Mortgage Loan
33.25 Wells Fargo Bank, National Association, as Certificate Administrator of the Gateway Center Phase II Mortgage Loan (see Exhibit 33.3)
33.26 Wells Fargo Bank, National Association, as Custodian of the Gateway Center Phase II Mortgage Loan (see Exhibit 33.4)
33.27 Park Bridge Lender Services LLC, as Operating Advisor of the Gateway Center Phase II Mortgage Loan
33.28 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Gateway Center Phase II Mortgage Loan (see Exhibit 33.6)
33.29 National Tax Search, LLC, as Servicing Function Participant of the Gateway Center Phase II Mortgage Loan (see Exhibit 33.7)

34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1 Wells Fargo Bank, National Association, as Master Servicer
34.2 Rialto Capital Advisors, LLC, as Special Servicer
34.3 Wells Fargo Bank, National Association, as Certificate Administrator
34.4 Wells Fargo Bank, National Association, as Custodian
34.5 Pentalpha Surveillance LLC, as Trust Advisor
34.6 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
34.7 National Tax Search, LLC, as Servicing Function Participant
34.8 Prudential Asset Resources, Inc., as Primary Servicer
34.9 Wells Fargo Bank, National Association, as Primary Servicer of the St. Johns Town Center Mortgage Loan (see Exhibit 34.1)
34.10 Rialto Capital Advisors, LLC, as Special Servicer of the St. Johns Town Center Mortgage Loan (see Exhibit 34.2)
34.11 Wells Fargo Bank, National Association, as Certificate Administrator of the St. Johns Town Center Mortgage Loan (see Exhibit 34.3)
34.12 Wells Fargo Bank, National Association, as Custodian of the St. Johns Town Center Mortgage Loan (see Exhibit 34.4)
34.13 Pentalpha Surveillance LLC, as Trust Advisor of the St. Johns Town Center Mortgage Loan (see Exhibit 34.5)
34.14 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the St. Johns Town Center Mortgage Loan (see Exhibit 34.6)
34.15 National Tax Search, LLC, as Servicing Function Participant of the St. Johns Town Center Mortgage Loan (see Exhibit 34.7)
34.16 Wells Fargo Bank, National Association, as Primary Servicer of the Crossings at Corona Mortgage Loan (see Exhibit 34.1)
34.17 CWCapital Asset Management LLC, as Special Servicer of the Crossings at Corona Mortgage Loan
34.18 Wells Fargo Bank, National Association, as Certificate Administrator of the Crossings at Corona Mortgage Loan (see Exhibit 34.3)
34.19 Wells Fargo Bank, National Association, as Custodian of the Crossings at Corona Mortgage Loan (see Exhibit 34.4)
34.20 TriMont Real Estate Advisors, Inc., as Trust Advisor of the Crossings at Corona Mortgage Loan
34.21 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Crossings at Corona Mortgage Loan (see Exhibit 34.6)
34.22 National Tax Search, LLC, as Servicing Function Participant of the Crossings at Corona Mortgage Loan (see Exhibit 34.7)
34.23 Wells Fargo Bank, National Association, as Primary Servicer of the Gateway Center Phase II Mortgage Loan (see Exhibit 34.1)
34.24 Torchlight Loan Services, LLC, as Special Servicer of the Gateway Center Phase II Mortgage Loan
34.25 Wells Fargo Bank, National Association, as Certificate Administrator of the Gateway Center Phase II Mortgage Loan (see Exhibit 34.3)
34.26 Wells Fargo Bank, National Association, as Custodian of the Gateway Center Phase II Mortgage Loan (see Exhibit 34.4)
34.27 Park Bridge Lender Services LLC, as Operating Advisor of the Gateway Center Phase II Mortgage Loan
34.28 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Gateway Center Phase II Mortgage Loan (see Exhibit 34.6)
34.29 National Tax Search, LLC, as Servicing Function Participant of the Gateway Center Phase II Mortgage Loan (see Exhibit 34.7)

35 Servicer compliance statements.

35.1 Wells Fargo Bank, National Association, as Master Servicer
35.2 Rialto Capital Advisors, LLC, as Special Servicer
35.3 Wells Fargo Bank, National Association, as Certificate Administrator
35.4 Prudential Asset Resources, Inc., as Primary Servicer
35.5 Wells Fargo Bank, National Association, as Primary Servicer of the St. Johns Town Center Mortgage Loan (see Exhibit 35.1)
35.6 Rialto Capital Advisors, LLC, as Special Servicer of the St. Johns Town Center Mortgage Loan (see Exhibit 35.2)
35.7 Wells Fargo Bank, National Association, as Certificate Administrator of the St. Johns Town Center Mortgage Loan (see Exhibit 35.3)
35.8 Wells Fargo Bank, National Association, as Primary Servicer of the Crossings at Corona Mortgage Loan
35.9 Wells Fargo Bank, National Association, as Certificate Administrator of the Crossings at Corona Mortgage Loan
35.10 Wells Fargo Bank, National Association, as Primary Servicer of the Gateway Center Phase II Mortgage Loan
35.11 Wells Fargo Bank, National Association, as Certificate Administrator of the Gateway Center Phase II Mortgage Loan

99.1 Mortgage Loan Purchase Agreement, dated as of October 24, 2014, between Wells Fargo Commercial Mortgage Securities, Inc. and Wells Fargo Bank, National Association (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed on November 18, 2014 under Commission File No. 333-195164-02 and incorporated by reference herein)

99.2 Mortgage Loan Purchase Agreement, dated as of October 24, 2014, between Wells Fargo Commercial Mortgage Securities, Inc. and The Royal Bank of Scotland plc (filed as Exhibit 99.2 to the registrant’s Current Report on Form 8-K filed on November 18, 2014 under Commission File No. 333-195164-02 and incorporated by reference herein)

99.3 Mortgage Loan Purchase Agreement, dated as of October 24, 2014, among Wells Fargo Commercial Mortgage Securities, Inc., RBS Financial Products Inc. and The Royal Bank of Scotland plc (filed as Exhibit 99.3 to the registrant’s Current Report on Form 8-K filed on November 18, 2014 under Commission File No. 333-195164-02 and incorporated by reference herein)

99.4 Mortgage Loan Purchase Agreement, dated as of October 24, 2014, between Wells Fargo Commercial Mortgage Securities, Inc. and Rialto Mortgage Finance, LLC (filed as Exhibit 99.4 to the registrant’s Current Report on Form 8-K filed on November 18, 2014 under Commission File No. 333-195164-02 and incorporated by reference herein)

99.5 Mortgage Loan Purchase Agreement, dated as of October 24, 2014, between Wells Fargo Commercial Mortgage Securities, Inc. and C-III Commercial Mortgage LLC (filed as Exhibit 99.5 to the registrant’s Current Report on Form 8-K filed on November 18, 2014 under Commission File No. 333-195164-02 and incorporated by reference herein)

99.6 Mortgage Loan Purchase Agreement, dated as of October 24, 2014, among Wells Fargo Commercial Mortgage Securities, Inc., Liberty Island Group I LLC and Liberty Island Group LLC (filed as Exhibit 99.6 to the registrant’s Current Report on Form 8-K filed on November 18, 2014 under Commission File No. 333-195164-02 and incorporated by reference herein)

99.7 Mortgage Loan Purchase Agreement, dated as of October 24, 2014, among Wells Fargo Commercial Mortgage Securities, Inc., Basis Real Estate Capital II, LLC and Basis Investment Group LLC (filed as Exhibit 99.7 to the registrant’s Current Report on Form 8-K filed on November 18, 2014 under Commission File No. 333-195164-02 and incorporated by reference herein)

99.8 Primary Servicing Agreement, dated as of November 1, 2014, between Wells Fargo Bank, National Association and Prudential Asset Resources, Inc. (filed as Exhibit 99.8 to the registrant’s Current Report on Form 8-K filed on November 18, 2014 under Commission File No. 333-195164-02 and incorporated by reference herein)