Form 10-K
period 2019-12-31
WFRBS Commercial Mortgage Trust 2014-C24
filed 2020-03-16
CIK 1621466

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

LMF Commercial, LLC

(exact name of the sponsor as specified in its charter)

(formerly known as Rialto Mortgage Finance, LLC)

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

21045

(Zip Code)

Registrant’s telephone number, including area code:

(704) 374-6161

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None

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

Not applicable.

EXPLANATORY NOTES

The St. Johns Town Center Mortgage Loan, which constituted approximately 9.5% of the asset pool of the issuing entity as of its cut-off date, is an asset of the issuing entity and is part of a loan combination that includes the St. Johns Town Center Mortgage Loan which is an asset of the issuing entity and three other pari passu loans and three subordinate companion loans, each of which are not assets of the issuing entity. This loan combination, including the St. Johns Town Center Mortgage Loan, is being serviced and administered pursuant to the Pooling and Servicing Agreement, which is incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K.

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

The master servicer of a pooling and servicing agreement or trust and servicing agreement also functions as the primary servicer of the related mortgage loans serviced and administered pursuant to such agreement unless a separate primary servicer is identified herein.  If this report does not identify a separate primary servicer, the servicer compliance statement provided by the master servicer under any such agreement also encompasses its responsibilities as primary servicer of the related mortgage loan or mortgage loans.

Wells Fargo Bank, National Association is the master servicer (except with respect to those mortgage loans for which Prudential Asset Resources, Inc. is the primary servicer) and the certificate administrator of the mortgage loans serviced under the Pooling and Servicing Agreement and the primary servicer of the Crossings at Corona Mortgage Loan and the Gateway Center Phase II Mortgage Loan. These mortgage loans, in the aggregate, constituted more than 10% of the asset pool of the issuing entity as of its cut-off date. Thus, Wells Fargo Bank, National Association, in the capacities described above, is a “servicer,” as defined in Item 1108(a)(2)(iii) of Regulation AB, with respect to these mortgage loans. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Wells Fargo, National Association in the capacities described above are listed in the Exhibit Index.

Wilmington Trust, National Association acts as trustee of the mortgage loans serviced under the Pooling and Servicing Agreement, the Crossings at Corona Mortgage Loan and the Gateway Center Phase II Mortgage Loan.  Pursuant to the Pooling and Servicing Agreement, the pooling and servicing agreement for the WFRBS 2014-C23 Transaction and the pooling and servicing agreement for the COMM 2014-CCRE20 Transaction, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, during the reporting period, the trustee did not perform any servicing function with respect to the servicing criteria specified in Item 1122(d)(2)(iii) of Regulation AB.  The master servicer or the special servicer, to the extent required, performed the servicing function identified with respect to Item 1122(d)(2)(iii) of Regulation AB, and each such party included Item 1122(d)(2)(iii) of Regulation AB in the assessment of compliance with applicable servicing criteria and accountant’s attestation report for the subject transaction.  As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of the mortgage loans serviced under the Pooling and Servicing Agreement, the Crossings at Corona Mortgage Loan and the Gateway Center Phase II Mortgage Loan have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Commercial Real Estate Services, Inc. and National Tax Search, LLC.  These entities were engaged by the master servicer under the Pooling and Servicing Agreement (except with respect to those mortgage loans for which Prudential Asset Resources, Inc. is the primary servicer)  and the primary servicer of the Crossings at Corona Mortgage Loan and the Gateway Center Phase II Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These servicing functions are included within the servicing criteria set forth in Items 1122(d)(4)(xi) and 1122(d)(4)(xii) of Regulation AB.  Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, these vendors are “servicers” for the purposes of Item 1122 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements of the certificate administrator of the Crossings at Corona Mortgage Loan and the Gateway Center Phase II Mortgage Loan listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as the certificate administrator pursuant to the related pooling and servicing agreement or trust and servicing agreement does not perform any activities that address servicing criteria with respect to the issuing entity and because they are each not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

With respect to the pari passu loan combinations that include the Gateway Center Phase II Mortgage Loan and the Crossings at Corona Mortgage Loan, the servicer compliance statements of Torchlight Loan Services, LLC as special servicer of the Gateway Center Phase II Mortgage Loan and CWCapital Asset Management LLC as special servicer of the Crossings at Corona Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to Wells Fargo Bank, National Association, as certificate administrator and as custodian.

Beginning on June 18, 2014, a group of institutional investors filed civil complaints in the Supreme Court of the State of New York, New York County, and later the U.S. District Court for the Southern District of New York, against Wells Fargo Bank, N.A., (“Wells Fargo Bank”) in its capacity as trustee for certain residential mortgage backed securities (“RMBS”) trusts.  The complaints against Wells Fargo Bank alleged that the trustee caused losses to investors and asserted causes of action based upon, among other things, the trustee's alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought included money damages in an unspecified amount, reimbursement of expenses, and equitable relief. In November 2018, Wells Fargo Bank reached an agreement, in which it denied any wrongdoing, to resolve such claims on a classwide basis for the 271 RMBS trusts at issue.  On May 6, 2019, the court entered an order approving the settlement agreement.  Separate lawsuits against Wells Fargo Bank making similar allegations filed by certain other institutional investors concerning several RMBS trusts in New York federal and state court are not covered by the agreement.  With respect to such litigations, Wells Fargo Bank believes plaintiffs' claims are without merit and intends to contest the claims vigorously, but there can be no assurances as to the outcome of the litigations or the possible impact of the litigations on Wells Fargo Bank or the RMBS trusts.

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

33.9         Prudential Asset Resources, Inc., as Primary Servicer

33.10       Wells Fargo Bank, National Association, as Primary Servicer of the St. Johns Town Center Mortgage Loan (see Exhibit 33.1)

33.11       Rialto Capital Advisors, LLC, as Special Servicer of the St. Johns Town Center Mortgage Loan (see Exhibit 33.2)

33.12       Wilmington Trust, National Association, as Trustee of the St. Johns Town Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.13       Wells Fargo Bank, National Association, as Custodian of the St. Johns Town Center Mortgage Loan (see Exhibit 33.5)

33.14       Pentalpha Surveillance LLC, as Trust Advisor of the St. Johns Town Center Mortgage Loan (see Exhibit 33.6)

33.15       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the St. Johns Town Center Mortgage Loan (see Exhibit 33.7)

33.16       National Tax Search, LLC, as Servicing Function Participant of the St. Johns Town Center Mortgage Loan (see Exhibit 33.8)

33.17       Wells Fargo Bank, National Association, as Primary Servicer of the Crossings at Corona Mortgage Loan (see Exhibit 33.1)

33.18       CWCapital Asset Management LLC, as Special Servicer of the Crossings at Corona Mortgage Loan

33.19       Wilmington Trust, National Association, as Trustee of the Crossings at Corona Mortgage Loan (Omitted. See Explanatory Notes.)

33.20       Wells Fargo Bank, National Association, as Custodian of the Crossings at Corona Mortgage Loan (see Exhibit 33.5)

33.21       TriMont Real Estate Advisors, Inc., as Trust Advisor of the Crossings at Corona Mortgage Loan

33.22       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Crossings at Corona Mortgage Loan (see Exhibit 33.7)

33.23       National Tax Search, LLC, as Servicing Function Participant of the Crossings at Corona Mortgage Loan (see Exhibit 33.8)

33.24       Wells Fargo Bank, National Association, as Primary Servicer of the Gateway Center Phase II Mortgage Loan (see Exhibit 33.1)

33.25       Torchlight Loan Services, LLC, as Special Servicer of the Gateway Center Phase II Mortgage Loan

33.26       Wilmington Trust, National Association, as Trustee of the Gateway Center Phase II Mortgage Loan (Omitted. See Explanatory Notes.)

33.27       Wells Fargo Bank, National Association, as Custodian of the Gateway Center Phase II Mortgage Loan (see Exhibit 33.5)

33.28       Park Bridge Lender Services LLC, as Operating Advisor of the Gateway Center Phase II Mortgage Loan

33.29       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Gateway Center Phase II Mortgage Loan (see Exhibit 33.7)

33.30       National Tax Search, LLC, as Servicing Function Participant of the Gateway Center Phase II Mortgage Loan (see Exhibit 33.8)

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

34.9         Prudential Asset Resources, Inc., as Primary Servicer

34.10       Wells Fargo Bank, National Association, as Primary Servicer of the St. Johns Town Center Mortgage Loan (see Exhibit 34.1)

34.11       Rialto Capital Advisors, LLC, as Special Servicer of the St. Johns Town Center Mortgage Loan (see Exhibit 34.2)

34.12       Wilmington Trust, National Association, as Trustee of the St. Johns Town Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.13       Wells Fargo Bank, National Association, as Custodian of the St. Johns Town Center Mortgage Loan (see Exhibit 34.5)

34.14       Pentalpha Surveillance LLC, as Trust Advisor of the St. Johns Town Center Mortgage Loan (see Exhibit 34.6)

34.15       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the St. Johns Town Center Mortgage Loan (see Exhibit 34.7)

34.16       National Tax Search, LLC, as Servicing Function Participant of the St. Johns Town Center Mortgage Loan (see Exhibit 34.8)

34.17       Wells Fargo Bank, National Association, as Primary Servicer of the Crossings at Corona Mortgage Loan (see Exhibit 34.1)

34.18       CWCapital Asset Management LLC, as Special Servicer of the Crossings at Corona Mortgage Loan

34.19       Wilmington Trust, National Association, as Trustee of the Crossings at Corona Mortgage Loan (Omitted. See Explanatory Notes.)

34.20       Wells Fargo Bank, National Association, as Custodian of the Crossings at Corona Mortgage Loan (see Exhibit 34.5)

34.21       TriMont Real Estate Advisors, Inc., as Trust Advisor of the Crossings at Corona Mortgage Loan

34.22       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Crossings at Corona Mortgage Loan (see Exhibit 34.7)

34.23       National Tax Search, LLC, as Servicing Function Participant of the Crossings at Corona Mortgage Loan (see Exhibit 34.8)

34.24       Wells Fargo Bank, National Association, as Primary Servicer of the Gateway Center Phase II Mortgage Loan (see Exhibit 34.1)

34.25       Torchlight Loan Services, LLC, as Special Servicer of the Gateway Center Phase II Mortgage Loan

34.26       Wilmington Trust, National Association, as Trustee of the Gateway Center Phase II Mortgage Loan (Omitted. See Explanatory Notes.)

34.27       Wells Fargo Bank, National Association, as Custodian of the Gateway Center Phase II Mortgage Loan (see Exhibit 34.5)

34.28       Park Bridge Lender Services LLC, as Operating Advisor of the Gateway Center Phase II Mortgage Loan

34.29       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Gateway Center Phase II Mortgage Loan (see Exhibit 34.7)

34.30       National Tax Search, LLC, as Servicing Function Participant of the Gateway Center Phase II Mortgage Loan (see Exhibit 34.8)

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

35.3         Wells Fargo Bank, National Association, as Certificate Administrator

35.4         Prudential Asset Resources, Inc., as Primary Servicer

35.5         Wells Fargo Bank, National Association, as Primary Servicer of the St. Johns Town Center Mortgage Loan (see Exhibit 35.1)

35.6         Rialto Capital Advisors, LLC, as Special Servicer of the St. Johns Town Center Mortgage Loan (see Exhibit 35.2)

35.7         Wells Fargo Bank, National Association, as Primary Servicer of the Crossings at Corona Mortgage Loan (see Exhibit 35.1)

35.8         CWCapital Asset Management LLC, as Special Servicer of the Crossings at Corona Mortgage Loan (Omitted. See Explanatory Notes.)

35.9         Wells Fargo Bank, National Association, as Primary Servicer of the Gateway Center Phase II Mortgage Loan (see Exhibit 35.1)

35.10       Torchlight Loan Services, LLC, as Special Servicer of the Gateway Center Phase II Mortgage Loan (Omitted. See Explanatory Notes.)

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

Date: March 16, 2020